Form 10-K/A
period 2002-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1997-BELLSOUTH-1
filed 2003-04-01
CIK 1059427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                   FORM 10-K/A

                                AMENDMENT NO. 1

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

                                  Lehman ABS Corporation, As Depositor for the
                                  Trusts (the "Registrant")



Dated:  March 31, 2003            By:  /s/ Rene Canezin
                                     -------------------------------------------
                                  Name:  Rene Canezin
                                  Title: Senior Vice President

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank Of New York.




                                        By: /s/ Rene Canezin
                                           ---------------------------------
                                        Name:  Rene Canezin
                                        Title: Senior Vice President
                                        Date:  March 31, 2003