Form 10-K
period 2005-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1997-BELLSOUTH-1
filed 2006-03-27
CIK 1059427

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

  For the fiscal year ended December 31, 2005

                                      or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
     TIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ________

                       Commission File Number: 001-31977

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

       Corporate Bond-Backed Certificates, Series 1997-BellSouth-1 Trust
            (Exact name of registrant as specified in its charter)

                  Delaware                                  13-3447441
---------------------------------------------           -----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                       Identification No.)

      745 Seventh Avenue, New York, New York              10019
      ---------------------------------------          ----------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                Name of Registered Exchange
--------------                                ---------------------------

Corporate Bond-Backed Certificates,
Series 1997-BellSouth-1                       New York  Stock Exchange ("NYSE")

Securities registered pursuant to
Section 12(g) of the Act:       None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /   No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /   No /X/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /   No /X/

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

                                    PART I

Item 1. Business.
      Not Applicable

Item 1A.  Risk Factors.
      Not Applicable

Item 1B.  Unresolved Staff Comments.
      Not Applicable

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

Item 9B. Other Information.
      None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
      Not Applicable

Item 11.  Executive Compensation.
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
      Not Applicable

Item 13.  Certain Relationships and Related Transactions.
      None

Item 14.  Principal Accounting Fees and Services.
      Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.
      (a) The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

------------------------------------------------------------------------------
      Trust Description                           Distribution      Filed on
                                                          Date
------------------------------------------------------------------------------
     Corporate Bond-Backed Certificates,
     Series 1997-BellSouth-1 Trust                  01/18/2005    01/27/2005
                                                    07/15/2005    07/28/2005
------------------------------------------------------------------------------

            2.    None.

            3.    Exhibits:

                  31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                              Lehman ABS Corporation, as Depositor for the
                              Trust (the "Registrant")



Dated:      March 27, 2006                By:/s/ CHARLES M. WEAVER
                                             ------------------------
                                             Name:  Charles M. Weaver
                                             Title:  Senior Vice President

                                 EXHIBIT INDEX

       Reference
       Number per                                               Exhibit Number
       Item 601 of                                           in this Form 10-K
       Regulation SK    Description of Exhibits

         (31.1)         Certification by Senior Vice                 31.1
                        President of the Registrant pursuant
                        to 15 U.S.C. Section 7241, as
                        adopted pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002.

         (31.2)         Annual Compliance Report by Trustee
                        pursuant to 15 U.S.C. Section 7241,
                        as adopted pursuant to Section 302           31.2
                        of the Sarbanes-Oxley Act of 2002.