Form 10-K
period 2006-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1997-BELLSOUTH-1
filed 2007-03-21
CIK 1059427

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  For the transition period from         to
                                ---------  ----------

                       Commission File Number: 001-31977

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

       Corporate Bond-Backed Certificates, Series 1997-BellSouth-1 Trust
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                   13-3447441
------------------------------------------                -----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                       Identification No.)

       745 Seventh Avenue, New York, New York             10019
---------------------------------------------          ------------------------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                 Name of  Registered Exchange
------------------------------------------     --------------------------------
Corporate Bond-Backed Certificates, Series    New York  Stock Exchange ("NYSE")
1997-BellSouth-1

Securities registered pursuant to Section
12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

On January 24, 2007, BellSouth Corporation, the underlying securities support provider, filed a Form 15 with the Securities and Exchange Commission (the "Commission") to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, BellSouth Corporation is no longer subject to the information reporting requirements of the Exchange Act and will not file any reports under the Exchange Act, including reports required pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act subsequent to the date of January 24, 2007. For information on BellSouth Corporation prior to January 24, 2007, please see its periodic and current reports filed with the Commission under BellSouth Corporation's Exchange Act file number, 001-08607.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8. Financial Statements and Supplementary Data.
      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None

Item 9A. Controls and Procedures.
      Not Applicable

Item 9B. Other Information.
      None



                                   PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
      Not Applicable

Item 11.  Executive Compensation.
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
      Not Applicable

Item 13. Certain Relationships and Related Transactions , and Director Independence.
      None

Item 14.  Principal Accounting Fees and Services.
      Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

      (a) The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
                 Trust Description                   Distribution    Filed on
                                                     Date
-------------------------------------------------------------------------------
     Corporate Bond-Backed Certificates, Series        01/17/2006    01/23/2006
               1997-BellSouth-1 Trust                  07/17/2006    07/26/2006
-------------------------------------------------------------------------------

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

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Lehman ABS Corporation, as Depositor for the
                              Trust (the "Registrant")



Dated: March 21, 2007         By: /s/ CHARLES M. WEAVER
                                  ------------------------
                                  Name: Charles M. Weaver
                                  Title: Senior Vice President

                                 EXHIBIT INDEX

      ---------------------------------------------------------------
       Reference         Description of Exhibits          Exhibit
       Number per                                         Number
       Item 601 of                                        in this Form
       Regulation                                         10-K
           SK
      ---------------------------------------------------------------
         (31.1)   Certification by Senior Vice             31.1
                  President of the Registrant pursuant
                  to 15 U.S.C. Section 7241, as
                  adopted pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.
      ---------------------------------------------------------------
         (31.2)   Annual Compliance Report by Trustee
                  pursuant to 15 U.S.C. Section 7241,
                  as adopted pursuant to Section 302       31.2
                  of the Sarbanes-Oxley Act of 2002.
      ---------------------------------------------------------------